Form 10-K
period 2023-12-31
BANK 2021-BNK36
filed 2024-03-14
CIK 1880921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Wells Fargo Bank, National Association is the master servicer (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the master servicer) and the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Raymour & Flanigan Campus Mortgage Loan, the Newport Pavilion Mortgage Loan, the Metro Crossing Mortgage Loan, the McDonald's Global HQ Mortgage Loan and the Velocity Industrial Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the McDonald's Global HQ Mortgage Loan, the Metro Crossing Mortgage Loan, the Velocity Industrial Portfolio Mortgage Loan, the Newport Pavilion Mortgage Loan and the Raymour & Flanigan Campus Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Greystone Servicing Company LLC as special servicer of the McDonald's Global HQ Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Metro Crossing Mortgage Loan and the Velocity Industrial Portfolio Mortgage Loan prior to April 27, 2023, K-Star Asset Management LLC as special servicer of the Metro Crossing Mortgage Loan and the Velocity Industrial Portfolio Mortgage Loan on and after April 27, 2023, KeyBank National Association as special servicer of the Newport Pavilion Mortgage Loan and CWCapital Asset Management LLC as special servicer of the Raymour & Flanigan Campus Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Greystone Servicing Company LLC as special servicer of the McDonald's Global HQ Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Metro Crossing Mortgage Loan and the Velocity Industrial Portfolio Mortgage Loan prior to April 27, 2023, K-Star Asset Management LLC as special servicer of the Metro Crossing Mortgage Loan and the Velocity Industrial Portfolio Mortgage Loan on and after April 27, 2023, KeyBank National Association as special servicer of the Newport Pavilion Mortgage Loan and CWCapital Asset Management LLC as special servicer of the Raymour & Flanigan Campus Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the McDonald's Global HQ Mortgage Loan

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the McDonald's Global HQ Mortgage Loan (see Exhibit 33.9)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Metro Crossing Mortgage Loan (see Exhibit 33.1)

33.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Metro Crossing Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

33.35       K-Star Asset Management LLC, as Special Servicer of the Metro Crossing Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

33.36       Wilmington Trust, National Association, as Trustee of the Metro Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the Metro Crossing Mortgage Loan (see Exhibit 33.7)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the Metro Crossing Mortgage Loan (see Exhibit 33.8)

33.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the Metro Crossing Mortgage Loan (see Exhibit 33.9)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Velocity Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Velocity Industrial Portfolio Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

33.43       K-Star Asset Management LLC, as Special Servicer of the Velocity Industrial Portfolio Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

33.44       Wilmington Trust, National Association, as Trustee of the Velocity Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the Velocity Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.46       Pentalpha Surveillance LLC, as Operating Advisor of the Velocity Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Velocity Industrial Portfolio Mortgage Loan (see Exhibit 33.9)

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Pavilion Mortgage Loan (see Exhibit 33.1)

33.50       KeyBank National Association, as Special Servicer of the Newport Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wilmington Trust, National Association, as Trustee of the Newport Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the Newport Pavilion Mortgage Loan (see Exhibit 33.7)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the Newport Pavilion Mortgage Loan (see Exhibit 33.30)

33.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the Newport Pavilion Mortgage Loan (see Exhibit 33.9)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the Raymour & Flanigan Campus Mortgage Loan (see Exhibit 33.1)

33.57       CWCapital Asset Management LLC, as Special Servicer of the Raymour & Flanigan Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wilmington Trust, National Association, as Trustee of the Raymour & Flanigan Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Computershare Trust Company, National Association, as Custodian of the Raymour & Flanigan Campus Mortgage Loan (see Exhibit 33.11)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the Raymour & Flanigan Campus Mortgage Loan (see Exhibit 33.30)

33.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the Raymour & Flanigan Campus Mortgage Loan (see Exhibit 33.9)

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

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the McDonald's Global HQ Mortgage Loan

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the McDonald's Global HQ Mortgage Loan (see Exhibit 34.9)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Metro Crossing Mortgage Loan (see Exhibit 34.1)

34.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Metro Crossing Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

34.35       K-Star Asset Management LLC, as Special Servicer of the Metro Crossing Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

34.36       Wilmington Trust, National Association, as Trustee of the Metro Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the Metro Crossing Mortgage Loan (see Exhibit 34.7)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the Metro Crossing Mortgage Loan (see Exhibit 34.8)

34.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the Metro Crossing Mortgage Loan (see Exhibit 34.9)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Velocity Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Velocity Industrial Portfolio Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

34.43       K-Star Asset Management LLC, as Special Servicer of the Velocity Industrial Portfolio Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

34.44       Wilmington Trust, National Association, as Trustee of the Velocity Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the Velocity Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.46       Pentalpha Surveillance LLC, as Operating Advisor of the Velocity Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Velocity Industrial Portfolio Mortgage Loan (see Exhibit 34.9)

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Pavilion Mortgage Loan (see Exhibit 34.1)

34.50       KeyBank National Association, as Special Servicer of the Newport Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wilmington Trust, National Association, as Trustee of the Newport Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the Newport Pavilion Mortgage Loan (see Exhibit 34.7)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the Newport Pavilion Mortgage Loan (see Exhibit 34.30)

34.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the Newport Pavilion Mortgage Loan (see Exhibit 34.9)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the Raymour & Flanigan Campus Mortgage Loan (see Exhibit 34.1)

34.57       CWCapital Asset Management LLC, as Special Servicer of the Raymour & Flanigan Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wilmington Trust, National Association, as Trustee of the Raymour & Flanigan Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Computershare Trust Company, National Association, as Custodian of the Raymour & Flanigan Campus Mortgage Loan (see Exhibit 34.11)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the Raymour & Flanigan Campus Mortgage Loan (see Exhibit 34.30)

34.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the Raymour & Flanigan Campus Mortgage Loan (see Exhibit 34.9)

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

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Mills Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the McDonald's Global HQ Mortgage Loan (see Exhibit 35.1)

35.12       Greystone Servicing Company LLC, as Special Servicer of the McDonald's Global HQ Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Metro Crossing Mortgage Loan (see Exhibit 35.1)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Metro Crossing Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

35.15       K-Star Asset Management LLC, as Special Servicer of the Metro Crossing Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Velocity Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Velocity Industrial Portfolio Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

35.18       K-Star Asset Management LLC, as Special Servicer of the Velocity Industrial Portfolio Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Pavilion Mortgage Loan (see Exhibit 35.1)

35.20       KeyBank National Association, as Special Servicer of the Newport Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Raymour & Flanigan Campus Mortgage Loan (see Exhibit 35.1)

35.22       CWCapital Asset Management LLC, as Special Servicer of the Raymour & Flanigan Campus Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 14, 2024